Form 10-K
period 1999-12-31
EQUITY ONE ABS INC
filed 2000-03-29
CIK 1036804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
      FROM                   TO                     .
           ------------------   -------------------

Commission file number 333-81237

                              EQUITY ONE ABS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      52-2029487
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

103 Springer Building, 3411 Silverside Road, Wilmington, Delaware       19803
-----------------------------------------------------------------     ----------
        (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (302) 478-6160

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes   X    No
              -----     ----

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

Not applicable

This Annual Report on Form 10-K is filed by Equity One ABS, Inc. (the "Reporting Person") on behalf of Equity One ABS, Inc. Mortgage Pass-Through Certificates, Series 1999-1 Trust (the "Trust") established pursuant to that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of July 31, 1999 by and among the Reporting Person, as depositor, Equity One, Inc., as servicer and a seller (the "Servicer"), The Chase Manhattan Bank, as trustee (the "Trustee"), and the various other sellers signatory thereto, pursuant to which the Equity One ABS, Inc. Mortgage Pass-Through Certificates, Series 1999-1 (the "Certificates"), were registered under the Securities Act of 1933.

                                     PART I

ITEM 1.  BUSINESS

Omitted pursuant to First Union Residential Securitization Transactions, Inc., SEC No-Action Letter (April 1, 1997) (the "No-Action Letter").

ITEM 2.   PROPERTIES

None.

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

(b) As of December 31, 1999, the number of holders of record of the publicly offered Certificates was 1.

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

(c)      None.

(d)      None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 Annual Independent Accountants' Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 1999, in accordance with the No-Action Letter.

         99.2 Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 1999, in accordance with the No-Action Letter.

         99.3 Aggregate Statement of Principal and Interest Distributions to Certificateholders.

(b) On or about October 29, 1999 and November 30, 1999, reports on Form 8-K were filed in order to provide the Monthly Statements to Certificateholders and quarterly financial statements for the period ended September 30, 1999 for Ambac Assurance Corporation, the provider of credit enhancement.

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


                                       EQUITY ONE ABS, INC.



Date: March 28, 2000                   By: /s/ John N. Martella
                                           -------------------------------------
                                           John N. Martella,
                                           Executive Vice President



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

                                INDEX TO EXHIBITS


Exhibit
Number                                  Description
-------                                 -----------

   99.1 Annual Independent Accountants' Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 1999, in accordance with the No-Action Letter.

   99.2 Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 1999, in accordance with the No-Action Letter.

   99.3 Aggregate Statement of Principal and Interest Distributions to Certificateholders.