Form 10-K
period 2000-12-31
EQUITY ONE ABS INC
filed 2001-03-14
CIK 1036804

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO __________________.

Commission file number 333-81237

                              EQUITY ONE ABS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    52-2029487
-------------------------------                  ------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)

103 Springer Building, 3411 Silverside Road, Wilmington, Delaware       19803
-----------------------------------------------------------------       -----
           (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (302) 478-6160

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No *
                                      ---   ---

* The closing date for the transaction was November 16, 2000.

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

Not applicable

This Annual Report on Form 10-K is filed by Equity One ABS, Inc. (the "Reporting Person") on behalf of Equity One ABS, Inc. Mortgage Pass-Through Certificates, Series 2000-1 Trust (the "Trust") established pursuant to that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of October 31, 2000 by and among the Reporting Person, as depositor, Equity One, Inc., as servicer and a seller (the "Servicer"), The Chase Manhattan Bank, as trustee (the "Trustee"), and the various other sellers signatory thereto, pursuant to which the Equity One ABS, Inc. Mortgage Pass-Through Certificates, Series 2000-1 (the "Certificates"), were registered under the Securities Act of 1933.

                                     PART I

ITEM 1.  BUSINESS

Omitted pursuant to First Union Residential Securitization Transactions, Inc., SEC No-Action Letter (April 1, 1997) (the "No-Action Letter").

ITEM 2.   PROPERTIES

As of December 31, 2000, the Trust owned no real estate.

ITEM 3.  LEGAL PROCEEDINGS

The Reporting Person knows of no material pending legal proceedings involving the Trust or the Trustee, the Servicer or the registrant with respect to the Trust, other than routine litigation incidental to the duties of the respective parties under the Pooling and Servicing Agreement.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  No established public trading market for the Certificates exists.

(b) As of December 31, 2000, the number of holders of record of the publicly offered Certificates was 26.

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

(c)      None.

(d)      None.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Exhibits

         99.1 Annual Independent Accountants' Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2001, in accordance with the No-Action Letter. *

         99.2 Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2001, in accordance with the No-Action Letter. *

         99.3 Aggregate Statement of Principal and Interest Distributions to Certificateholders.

         *Pursuant to the Pooling and Servicing Agreement, the Servicer is required to (i) deliver an annual statement as to compliance with the provisions of the Pooling and Servicing Agreement and certain other matters ("Annual Statement of Servicer"), and (ii) cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Pooling and Servicing Agreement ("Annual Statement of Accountants"). Both the Annual Statement of Servicer and the Annual Statement of Accountants are required to be delivered not later than 120 days after the end of the Servicer's fiscal year, commencing with its 2001 fiscal year. The Servicer's 2001 fiscal year ends on November 30, 2001. Accordingly, the Reporting Person hereby undertakes to file the Annual Statement of Servicer and the Annual Statement of Accountants as Exhibits to a Form 10-K/A amending this Form 10-K promptly following the date on which such statements become available.

(b) On or about January 2, 2001, a report on Form 8-K was filed in order to provide the Monthly Statement to Certificateholders for the December 26, 2000 distribution date and quarterly financial statements for the period ended September 30, 2000 for Ambac Assurance Corporation, the provider of credit enhancement.

         No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

(c)      Not applicable.

(d)      Omitted pursuant to the No-Action Letter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Reporting Person has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EQUITY ONE ABS, INC.




Date: March 14, 2001                        By:/s/James H. Jenkins
                                               ----------------------------
                                                  James H. Jenkins,
                                                  Chief Financial Officer



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

                                INDEX TO EXHIBITS


Exhibit
Number                                               Description

   99.1 Annual Independent Accountants' Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2001, in accordance with the No-Action Letter. *

   99.2 Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2001, in accordance with the No-Action Letter. *

   99.3 Aggregate Statement of Principal and Interest Distributions to Certificateholders.

   *To be filed as Exhibits to a Form 10-K/A amending this Form 10-K.