Form 10-K/A
period 2000-12-31
EQUITY ONE ABS INC
filed 2002-03-25
CIK 1036804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000, OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________________ TO
     __________________.

Commission file number 333-81237

                              EQUITY ONE ABS, INC.
                              --------------------
                    (as depositor under a certain Pooling and
           Servicing Agreement dated as of October 31, 2000, providing for the issuance of Mortgage Pass-Through Certificates, Series 2000-1)
             (Exact name of registrant as specified in its charter)

         Delaware                                     52-2029487
         --------                                     ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

103 Springer Building, 3411 Silverside Road, Wilmington, Delaware     19803
-----------------------------------------------------------------     -----
    (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:  (302) 478-6160

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No *
                                      ---   ---
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

Not applicable

     The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, previously filed with the Commission (the "Annual Report") solely for the purpose of including Part IV, Item 14 and Exhibits 99.1 and 99.2, as a part of the Annual Report filed with the Securities and Exchange Commission on March 14, 2001.


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

                              EQUITY ONE ABS, INC.




Date: March 20, 2002          By: /s/ James H. Jenkins
                                 ---------------------------------------------
                                 James H. Jenkins, Senior Vice President and CFO

                                INDEX TO EXHIBITS


Exhibit
Number                          Description
------                          -----------

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