Form 10-K
period 2002-12-31
EQUITY ONE ABS INC
filed 2003-03-28
CIK 1036804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended   DECEMBER 31, 2002
                           -------------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________.

Commission file number     333-53404
                        --------------

                              EQUITY ONE ABS, INC.
--------------------------------------------------------------------------------
   (AS DEPOSITOR UNDER A CERTAIN POOLING AND SERVICING AGREEMENT DATED AS OF
                JANUARY 31, 2002, PROVIDING FOR THE ISSUANCE OF
               MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2002-1)
             (Exact name of registrant as specified in its charter)

        DELAWARE                                              52-2029487
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

103 SPRINGER BUILDING, 3411 SILVERSIDE ROAD,
          WILMINGTON, DELAWARE                                   19803
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:    (302) 478-6160
                                                    ----------------------

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

* THE CLOSING DATE FOR THE TRANSACTION WAS FEBRUARY 27, 2002.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

NOT APPLICABLE

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes     No  X
                                       ---    ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

NOT APPLICABLE

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

NOT APPLICABLE

This Annual Report on Form 10-K is filed by Equity One ABS, Inc. (the "Reporting Person") on behalf of Equity One ABS, Inc. Mortgage Pass-Through Certificates, Series 2002-1 Trust (the "Trust") established pursuant to that certain Pooling and Servicing Agreement (the "Pooling and Servicing Agreement") dated as of
January 31, 2002 by and among the Reporting Person, as depositor, Equity One, Inc., as servicer and a seller (the "Servicer"), JPMorgan Chase Bank, as trustee (the "Trustee"), and the various other sellers signatory thereto, for the issuance of the Equity One ABS, Inc. Mortgage Pass-Through Certificates, Series 2002-1 (the "Certificates").

                                     PART I

ITEM 1.  BUSINESS

Omitted pursuant to First Union Residential Securitization Transactions, Inc., SEC No-Action Letter (April 1, 1997) (the "No-Action Letter").

ITEM 2.   PROPERTIES

Pursuant to the No-Action Letter, the following represents relevant information regarding real estate owned by the Trust:


                                                                                STATED
LOCATION                      TYPE OF PROPERTY        LOAN NUMBER          PRINCIPAL BALANCE      ACQUISITION DATE
--------                      ----------------        -----------          -----------------      ----------------
4250 Norfolk Avenue, St.           Duplex                288790               $ 55,174.25              09/4/02
         Louis, MO
4312-4314 Swan Avenue, St.         Duplex                124989               $ 61,304.23              10/9/02
         Louis, MO
1744 S. Hanover Street,           Row House              292132               $120,000.00              11/6/02
       Baltimore, MD
6420 South Jane Avenue,         Single Family            288057               $ 98,953.71              12/9/02
        Pahrump, NV


ITEM 3.  LEGAL PROCEEDINGS

The Reporting Person knows of no material pending legal proceedings involving the Trust or the Trustee, the Servicer or the registrant with respect to the Trust, other than routine litigation incidental to the duties of the respective parties under the Pooling and Servicing Agreement.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  No established public trading market for the Certificates exists.

(b) As of December 31, 2002, the number of holders of record of the publicly offered Certificates was 57.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Item 201(d) of Regulation S-K
-----------------------------

None.

Item 403 of Regulation S-K
--------------------------

(a)  None.

(b)  Not applicable.

(c)  Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Not applicable.

(b)  Not applicable.

(c)  None.

(d)  None.

ITEM 14.  CONTROLS AND PROCEDURES

Not applicable.

                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Exhibits

     99.1 Annual Independent Accountants' Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2002, in accordance with the No-Action Letter.

     99.2 Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2002, in accordance with the No-Action Letter.

     99.3 Aggregate  Statement  of  Principal  and  Interest   Distributions  to
          Certificateholders.

(b) On or about October 28, 2002, a report on Form 8-K was filed in order to provide the Monthly Statement to Certificateholders for the October 25, 2002 distribution date. On or about November 26, 2002, a report on Form 8-K was filed in order to provide the Monthly Statement to Certificateholders for the November 25, 2002 distribution date and quarterly financial statements for the period ended September 30, 2002 for Ambac Assurance Corporation, the provider of credit enhancement. On or about December 27, 2002, a report on Form 8-K was filed in order to provide the Monthly
     Statement to Certificateholders for the December 26, 2002 distribution date.

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

                                 EQUITY ONE ABS, INC.


Date: March 28, 2003         By: /s/ James H. Jenkins
                                 -----------------------------------------------
                                 James H. Jenkins, Senior Vice President and CFO

                                  CERTIFICATION

I, James H. Jenkins, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Equity One ABS, Inc.;

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: JPMorgan Chase Bank, as trustee.

Date: March 28, 2003

                                /s/ James H. Jenkins
                                ------------------------------------------------
                                James H. Jenkins, Senior Vice President and CFO Equity One ABS, Inc.

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

                                INDEX TO EXHIBITS


Exhibit
Number                  Description
------                  -----------

99.1 Annual Independent Accountants' Servicing Report concerning servicing activities under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2002, in accordance with the No-Action Letter.

99.2 Annual Statement of Compliance under the Pooling and Servicing Agreement for the Servicer's fiscal year ended November 30, 2002, in accordance with the No-Action Letter.

99.3 Aggregate   Statement  of   Principal   and   Interest   Distributions   to
     Certificateholders.